Form 10QSB
period 2000-06-30
CALIF ACQUISITIONS INC
filed 2000-07-12
CIK 1104197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2000

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

     Class                                                    Outstanding at
                                                               June 30, 2000

Common Stock, par value $0.001                                     5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2000
                                 (Unaudited)

                                   ASSETS

                                                                 June
                                                               30, 2000

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
                                                                ===========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  June
                                                                30, 2000
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
                                                                -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     Authorized 5,000,000 shares
     Issued and outstanding at
     January 20, 2000-None                                      $         0

     Common stock, par value $.001
     Authorized 25,000,000 shares
     issued and outstanding at
     June 30, 2000-5,000,000 shares                              $    5,000

     Additional paid in Capital                                           0

     Deficit accumulated during
     the development stage                                          (6,167)
                                                                -----------
  TOTAL STOCKHOLDERS' EQUITY                                  $     (1,167)
                                                                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $          0
                                                                  =========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                June 30, 2000
                                 (Unaudited)



                                                                 June
                                                               30, 2000
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
                                                                  =========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                                June 30, 2000
                                 (Unaudited)

                                                   Additional     Accumu-
                                Common Stock        paid-in        lated
                               Shares    Amount     capital       Deficit
                            ---------- --------  ------------ -------------
Balance,
January 18, 2000             5,000,000    5,000  $          0 $          0

Net loss ended
June 30, 2000                        0        0             0      (6,167)
                           -----------  -------  ------------ -------------
Balance,
June 30, 2000                5,000,000    5,000    $        0 $    (6,167)
                          ============  =======  ============ ============

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                June 30, 2000
                                 (Unaudited)


                                                                 June
                                                               30, 2000
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
                                                                 =========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2000

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

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2000

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

Exhibits

There were no exhibits filed by the Company during the quarter.

Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIF ACQUISITIONS, INC.


By:/s/ Anthony DeMint
Anthony N. DeMint, President


Dated:    July 12, 2000