Form 10QSB
period 2000-09-30
CALIF ACQUISITIONS INC
filed 2000-10-12
CIK 1104197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2000

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

     Class                                 Outstanding at September 30, 2000

Common Stock, par value $0.001                          5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                                   ASSETS

                                                            September 30,
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
                                                                ===========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             September 30,
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
                                                                -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     Authorized 5,000,000 shares
     Issued and outstanding at
     January 20, 2000-None                                      $         0

     Common stock, par value $.001
     Authorized 25,000,000 shares
     issued and outstanding at
     September 30, 2000-5,000,000 shares                         $    5,000

     Additional paid in Capital                                           0

     Deficit accumulated during
     the development stage                                          (6,167)
                                                                -----------
  TOTAL STOCKHOLDERS' EQUITY                                  $     (1,167)
                                                                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $          0
                                                                  =========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2000
                                 (Unaudited)



                                                               September 30,
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
                                                                  =========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                             September 30, 2000
                                 (Unaudited)

                                                   Additional     Accumu-
                               Common Stock        paid-in        lated
                            Shares       Amount    capital       Deficit
                            ---------- --------  ------------ -------------
Balance,
January 18, 2000             5,000,000    5,000  $          0 $          0

Net loss three months
ended
September 30, 2000                   0        0             0      (6,167)
                           -----------  -------  ------------ -------------
Balance,
September 30, 2000           5,000,000    5,000    $        0 $    (6,167)


The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2000
                                 (Unaudited)


                                                             September 30,
                                                                 2000
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
                                                                 =========

The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000

NOTE 1 - History and organization of the Company

The Company was organized January 18, 2000, under the laws of the State of Nevada as CALIF ACQUISITIONS, INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

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

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2000

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


CALIF ACQUISITIONS, INC.


By:/s/ Anthony N. DeMint
Anthony N. DeMint, President


Dated:    October 11, 2000