Form 10QSB
period 2001-06-03
CALIF ACQUISITIONS INC
filed 2001-09-12
CIK 1104197

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2001
Common Stock, par value $0.001                     6,489,060


                        ITEM 1.  FINANCIAL STATEMENTS

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2001


                                   ASSETS
                                             (Unaudited)     December 31,
                                            June 30, 2001        2000
                                            -------------   -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                      $         0      $         0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,167
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                    $         0      $     1,167
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding           $         0      $         0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,489,060 and 5,000,000 shares issued
     and outstanding at June 30, 2001
     and December 31, 2000, respectively       $     6,489      $     5,000

     Additional paid in Capital                          0                0

     Deficit accumulated during
     the development stage                         (6,489)          (6,167)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                   $         0      $   (1,167)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                June 30, 2001
                                 (Unaudited)


                      Three      Three    Six Months Six Months  January 18,
                     Months      Months   Ended June Ended June     2000
                      Ended    Ended June  30, 2001   30, 2000   (Inception)
                    June 30,    30, 2000                         to June 30,
                      2001                                          2001
                       ------   -------      ------    -----       -------
INCOME
Revenue                    $0          $0         $0         $0            $0
                        -----      ------     ------     ------        ------
EXPENSES
General and
Administrative            $22      $5,885       $322     $5,885        $6,207
Organization Costs          0         282          0        282           282
                       ------     -------    -------    -------        ------
   Total Expenses         $22      $6,167       $322     $6,167        $6,489
                     --------    --------   --------   --------       -------
Net Loss                $(22)    $(6,167)     $(322)   $(6,167)      $(6,489)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)        $(.00)      $(.00)     $(.00)     $(.00)        $(.00)
                     ========    ========   ========   ========       =======
Weighted average
Number of common
shares outstanding  6,489,060   5,000,000  6,489,060  5,000,000     6,489,060
                    =========   =========  =========  =========     =========

  The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                June 30, 2001
                                 (Unaudited)

                        Three     Three      Six         Six      January 18,
                       Months     Months    Months     Months        2000
                        Ended     Ended     Ended       Ended     (Inception)
                        June       June      June       June      to June 30,
                      30, 2001   30, 2000  30, 2001   30, 2000       2001
                       ------    --------  -------    --------    ----------
Cash Flows from
Operating
Activities:
 Net Loss              $  (22)  $(6,167)   $  (322)    $(6,167)      $(6,489)
 Stock issued for
services                           5,000                  5,000         5,000

 Changes in assets
and
 Liabilities
  Officers advances          0     1,167    (1,167)       1,167             0
                      --------  --------   --------    --------     ---------
Net cash used in
operating activities      (22)       282    (1,489)         282       (1,489)

Cash Flows from
investing activities         0     (282)          0       (282)             0

Cash Flows from
Financing
Activities:
   Issuance of
common stock                22         0      1,489           0         1,489
                      --------  ---------   --------    --------     ---------
Net
increase(decrease)
in cash                      0         0          0           0             0

Cash, beginning of
Period                       0         0          0           0             0
                      --------  ---------   --------   ---------     ---------
Cash, end of period   $      0  $       0   $      0   $       0     $       0
                      ========  =========   ========   =========     =========

Non-Cash
Transactions
   Interest Paid      $      0  $       0   $      0   $       0     $       0
                      ========  =========   ========   =========     =========
   Taxes Paid         $      0  $       0   $      0   $       0     $       0
                      ========  =========   ========   =========     =========
   Number of Shares
     issued for
services                     0  5,000,000          0   5,000,000     5,000,000
                      ========  =========   ========   =========     =========

  The accompanying notes are an integral part of these financial statements

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001

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

     On April 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for cash of $22.06.

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

                          CALIF ACQUISITIONS, INC.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2001

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


Dated: August 15, 2001

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